Form 10QSB
period 1995-01-31
METRO AIRLINES INC
filed 1995-03-17
CIK 355625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1995

                                       OR

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

             For the transition period from _________ to  _________

                         Commission file number 0-10639

                              METRO AIRLINES, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                 74-2211124
          --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                             Post Office Box 612626
                           DFW Airport, TX 75261-2626
                           --------------------------
                    (Address of principal executive offices)

                                 (214) 929-5117
                                 --------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
     -----         -----

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    X        No
                                                   ------          ------

     As of January 31, 1995, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

     Transitional small business disclosure format (check one):
Yes             No    X
     ------         ------

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             ASSETS

                                                                     January 31,     April 30,
                                                                        1995           1994
                                                                     -----------     --------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                         $    409       $    725
     Accounts receivable and other                                          169            150
                                                                       ---------      ---------
     Total current assets                                                   578            875

Note receivable from related party                                        2,287          2,287
     Less allowance for doubtful accounts                                (2,287)        (2,287)
                                                                       ---------      ---------
     Total assets                                                      $    578       $    875
                                                                       ---------      ---------
                                                                       ---------      ---------




                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and other accrued liabilities         $    72        $   137

Payable to Predecessor Company stockholders                                      506            738

Stockholders' equity:
  New common stock, $.01 par value.  Authorized 32,000,000
    shares; issued and outstanding 23,034,415 shares                             230            230
  Additional paid-in capital                                                    (230)          (230)
  Retained earnings                                                               --             --
                                                                             --------       --------
    Total stockholders' equity                                                    --             --
                                                                             --------       --------
    Total liabilities and stockholders' equity                               $   578        $   875
                                                                             --------       --------
                                                                             --------       --------


See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                    (In thousands, except per share amounts)



                                                               Reorganized Company                       Predecessor Company
                                                     ---------------------------------------------      ---------------------
                                                       Three Months     Period from Reorganization          Period from
                                                            Ended         (December 29, 1993 to         November 1, 1993 to
                                                     January 31, 1995       January 31, 1994)            December 28, 1993
                                                     ----------------       -----------------            -----------------
                                                        (unaudited)            (unaudited)                  (unaudited)

Operating revenues                                  $     --                     $     --                      $     --

Operating expenses -
 general and administrative expenses                      54                           57                           130
                                                     --------                     --------                      --------
Operating loss from continuing operations                (54)                         (57)                         (130)

Other income (expense):
 Write-off of note receivable from related party          --                           --                        (2,287)
 Interest income, net                                      6                            4                            71
 Reorganization items                                     --                           --                          (119)
                                                     --------                     --------                      --------
   Total other income (expense)                            6                            4                        (2,335)
                                                     --------                     --------                      --------

Loss from continuing
 operations before income taxes                          (48)                         (53)                       (2,465)

Provision for income taxes                                --                           --                            (7)
                                                     --------                     --------                      --------
Loss from continuing operations                          (48)                         (53)                       (2,472)

Discontinued air transportation operations:
 Loss from operations (net of
  applicable income taxes)                                --                           --                           (90)
 Gain on disposal (net of applicable
  income taxes)                                           --                           --                         2,900
                                                     --------                     --------                      --------
Income (loss) before extraordinary item                   --                          (53)                          338
                                                     --------
 Extraordinary item -  extinguishment of debt
  (net of applicable income taxes)                                                     --                        22,803
                                                                                  --------                      --------
Net income (loss)                                    $   (48)                     $   (53)                      $23,141
                                                    ---------                     --------                      --------
                                                    ---------                     --------                      --------

Income (loss) per common share                     $      --                   $       --                          N.M.
                                                    ---------                     --------                      --------
                                                    ---------                     --------                      --------

Weighted average number of
 common shares outstanding                            23,034                       23,034                          N.M.*
                                                    ---------                     --------                      --------
                                                    ---------                     --------                      --------


See accompanying notes to consolidated financial statements.

- ------------------------------

* N.M. - Not meaningful. Historical share and per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of December 28, 1993.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                               Reorganized Company                       Predecessor Company
                                                  --------------------------------------------------    ---------------------
                                                       Nine Months      Period from Reorganization          Period from
                                                         Ended             December 29, 1993 to            Day 1, 1993 to
                                                     January 31, 1995       January 31, 1994)             December 28, 1993
                                                     ----------------       -----------------             -----------------
                                                        (unaudited)            (unaudited)                  (unaudited)

Operating revenues                                   $    --                      $    --                       $    --

Operating expenses -
 general and administrative expenses                     250                           57                           272
                                                     --------                     --------                      --------
Operating loss from continuing operations               (250)                         (57)                         (272)

Other income (expense):
 Write-off of note receivable from related party          --                           --                        (2,287)
 Interest income, net                                     18                            4                             3
 Reorganization items                                     --                           --                          (150)
 Other, net                                               --                           --                            --
                                                     --------                     --------                      --------
   Total other income (expense)                           18                            4                        (2,434)
                                                     --------                     --------                      --------
Loss from continuing
 operations before income taxes                         (232)                         (53)                       (2,706)

Provision for income taxes                                --                           --                            --
                                                     --------                     --------                      --------
Loss from continuing operations                         (232)                         (53)                       (2,706)

Discontinued air transportation operations:
 Income from operations (net of
  applicable income taxes)                                --                           --                            89
 Gain on disposal (net of applicable
  income taxes)                                           --                           --                         2,797
                                                     --------                     --------                      --------
Income (loss) before extraordinary item                 (232)                         (53)                          180
 Extraordinary item - extinguishment of debt
  (net of applicable income taxes)                        --                           --                        23,082
                                                     --------                     --------                      --------
Net income (loss)                                    $  (232)                     $   (53)                      $23,262
                                                     --------                     --------                      --------
                                                     --------                     --------                      --------

Income (loss) per common share                       $  (.01)                     $      -                          N.M.
                                                     --------                     --------                      --------
                                                     --------                     --------                      --------

Weighted average number of
 common shares outstanding                            23,034                       23,034                          N.M.*
                                                     --------                     --------                      --------
                                                     --------                     --------                      --------

See accompanying notes to consolidated financial statements.
- ------------------------------

* N.M. - Not meaningful. Historical share and per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of December 28, 1993.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Reorganized Company     Reorganized Company         Predecessor Company
                                                  ---------------------   ---------------------       ---------------------
                                                       Nine Months      Period from Reorganization          Period from
                                                         Ended             December 29, 1993 to            Day 1, 1993 to
                                                     January 31, 1995       January 31, 1994)             December 28, 1993
                                                     ----------------       -----------------             -----------------
                                                        (unaudited)            (unaudited)                  (unaudited)

Cash flows from operating activities:
 Loss from continuing operations                       $(232)                     $   (53)                      $(2,706)
 Adjustments to reconcile loss to net cash
  used by operating activities:
   Write-off of note receivable from related party        --                           --                         2,287
   Changes in assets and liabilities:
     Accounts receivable and other assets                (19)                          15                           754
     Accounts payable and other accrued liabilities      (65)                         (14)                         (790)
     Amount due creditors                                 --                       (3,861)                           --
      Liabilities subject to Chapter 11 proceedings       --                           --                          (541)
                                                     --------                     --------                      --------
Net cash provided (used) by continuing operating
   activities                                           (316)                          --                          (996)
 Income from discontinued operations                      --                           --                            94
                                                     --------                     --------                      --------
Net cash provided (used) by operating activities        (316)                      (3,913)                         (902)
                                                     --------                     --------                      --------
Cash flows from investing activities:
 Proceeds from sale of discontinued operations,
  net of cash included in assets sold                     --                           --                         3,900
                                                     --------                     --------                      --------
Net cash provided by investing activities                 --                           --                         3,900
                                                     --------                     --------                      --------
Cash flows from financing activities                      --                           --                            --
                                                     --------                     --------                      --------
Net increase (decrease) in cash and cash equivalents    (316)                      (3,913)                        2,998

Cash and cash equivalents at beginning of period         725                        5,622                         2,624
                                                     --------                     --------                      --------
Cash and cash equivalents at end of period             $ 409                      $ 1,709                       $ 5,622
                                                     --------                     --------                      --------
                                                     --------                     --------                      --------

          See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL INFORMATION

     The consolidated financial statements include the accounts of Metro Airlines, Inc. ("Metro") and its wholly owned subsidiaries, Metroflight, Inc. ("Metroflight") and Metro Leasing, Inc. ("Metro Leasing"). As used herein, the term "Company" refers to Metro and its subsidiaries.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosure is adequate to prevent the information presented from being misleading, it is suggested that the consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

(2)  CHAPTER 11 REORGANIZATION

     The Company's Joint Plan of Reorganization, as Amended and Modified, (the "Plan"), was confirmed by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") on December 16, 1993 and the Plan became effective on December 28, 1993 (the "Effective Date").

     The Plan called for the payment of approximately $4.5 million in cash, including interest from March 22, 1993 to the date of payment, in satisfaction of unsecured claims against Metroflight. The Plan also provided for the cancellation of approximately $22.8 million in unsecured claims against Metro in exchange for the issuance of approximately 99% of the common stock of the Reorganized Company to the holders of such claims. The remaining 1% of the common stock of the Reorganized Company was issued to the holders of the Predecessor Company's common stock on December 28, 1993. As used herein, the term "Predecessor Company" refers to the Company prior to December 28, 1993.

     The stockholders of the Predecessor Company are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $800,000, of the total Settlement Payment Right, which is approximately $1.6 million. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement

Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is reduced as subsequent losses are incurred since such losses reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net loss incurred from the Effective Date through January 31, 1995. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

     The Company accounted for transactions related to the reorganization proceedings in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990 ("SOP 90-7"). In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with SOP 90-7 and reflected the effects of such adoption in its consolidated balance sheet as of December 28, 1993. The adjustments to reflect the consummation of the Plan, including the gain on debt discharge of prepetition liabilities, have been reflected in the accompanying consolidated financial statements. Accordingly, a black line is shown to separate the Reorganized Company and Predecessor Company financial statements since they have not been prepared on a consistent basis.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     Until January 1991, the Company, through its wholly owned subsidiaries, operated four separate regional passenger airlines and an air cargo carrier. Since January 1991, the Company has sold or shut down all of its passenger operations and its cargo operation.

     The Company filed for reorganization under Chapter 11 of the Code on April 1, 1991. The Company's reorganization plan was confirmed on December 11, 1992. On December 22, 1992, the Company sold substantially all of the assets of Metroflight (the "Asset Sale"), its primary operating subsidiary. The Company currently has no ongoing operations. Since the Asset Sale, its activities have been limited to the pursuit of certain claims and implementation of the Plan, which became effective, as modified, on December 28, 1993.

     As of January 31, 1995, the Company had cash and cash equivalents on hand of approximately $409,000, compared to $725,000 at April 30, 1994.

     At December 22, 1992, the Company received cash proceeds from the Asset Sale and Settlement of approximately $1.7 million, of which approximately $1.4 million was used to pay postpetition taxes and payables. An additional $11.0 million from the proceeds was placed in two escrow accounts (the "Escrows"). Prior to December 28, 1993, approximately $4.6 million had been disbursed to the Company from the Escrows. On December 28, 1993, the remaining contingencies in connection with the Asset Sale and Settlement were resolved, with the Company receiving $3.9 million of the remaining funds held in the Escrows. Concurrent with receipt of the escrow funds, the Plan, as modified, became effective. In connection with the settlement of the escrow disputes, the Company recorded additional gain on the sale of discontinued operations of approximately $2,797,000 during the period ended December 28, 1993.

     Under the Plan, payments in full of allowed prepetition claims, with interest from March 22, 1993 to the payment date, were to be made to Metroflight unsecured creditors. From December 29, 1993 through April 30, 1994, the Company paid approximately $4.5 million in full satisfaction of such claims. The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $800,000, of the total Settlement Payment Right, which is approximately $1.6 million. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is reduced as subsequent losses are incurred since such losses reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the net loss incurred from the Effective Date through January 31, 1995. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

     In addition to cash on hand, the Company has certain other assets, primarily miscellaneous receivables and deposits, that it expects to liquidate at amounts approximating carrying value.

     Metro also has a note receivable from Aeroflight Holdings, Inc. ("AHI") in the amount of $2,287,000 due in 2001 which represents the balance of the purchase price of the Company's former subsidiary, Aviation Associates, Inc. ("AAI"). The note is secured by the stock of AAI and bears interest at the prime rate. AHI and AAI filed for protection under Chapter 11 of the Bankruptcy Code on December 14, 1993.

     In connection with the sale of AAI to AHI, Metro indemnified AHI for certain tax liabilities. AHI has asserted claims under the indemnification of up to approximately $2.4 million and has offset all interest payments due Metro to date against these alleged claims. In February 1994, AHI filed suit against Metro in their Bankruptcy Court to seek to collect amounts it claims are due under the indemnification. Metro disputes AHI's indemnification claims and, prior to AHI's bankruptcy filing, made demand on AHI to pay amounts the Company believes are in default on the note. In May 1994, AAI and AHI filed a disclosure statement in connection with a proposed plan of reorganization.
Under the proposed reorganization plan, Metro would likely receive little or no consideration in satisfaction of its note receivable from AHI. On July 17, 1994, AAI ceased operations and subsequently returned its aircraft to the lessors. Creditors of AAI and AHI have filed a motion to convert the cases to a Chapter 7 liquidation. The Company, together with AHI and its principals, has filed a joint objection to the conversion. The Company has also reached a tentative agreement with AHI and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which is subject to approval by the Bankruptcy Court, all litigation between the parties would be dismissed and all claims of the Company and AHI against each other would be released. In addition, the Settlement Payment Right due AHI's principals would be reduced by 15%, or approximately $100,000. The Company would also make an initial partial distribution of $250,000 of the Settlement Payment Right, subject to Bankruptcy Court approval. If the proposed settlement is not consummated, the Company intends to vigorously pursue protection of its interests in the AHI bankruptcy. Pending resolution of these issues, Metro has fully reserved the note receivable on its books.

     The Company also has asserted a claim in excess of $6 million in the Chapter 7 bankruptcy proceedings of Metro Express, the Company's subsidiary that is being liquidated by a trustee. The Company's claim has not yet been allowed in the Metro Express bankruptcy. Although the Company expects to receive a cash distribution on its claim from the liquidation of Metro Express, there can be no assurance as to the amount or timing of such distribution. Any distribution will likely be only a small percentage of the allowed claim.

     The Company believes that its current cash on hand is sufficient to fund operating expenses during the implementation of the Plan, which is expected to last through fiscal 1995, as well as to pursue the Company's claims with regard to the note from AHI and the claim against Metro Express, including litigation, if necessary. If the Company is unsuccessful in pursuing and realizing claims in amounts sufficient to fund ongoing operations, it is anticipated that it will be liquidated.

     The Company has no commitments for capital expenditures or leases. The Company currently has no available borrowing capability and it is unlikely that it would be able to obtain additional outside financing. Under the terms of the Plan, the Company is not permitted to pledge any assets owned as of the effective date of the Plan without approval of a committee representing the interest of prepetition creditors. All of the Company's available cash, after payment of administrative expenses, is currently committed to payments to creditors and Predecessor Company stockholders.

                           PART 2. - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its former airline operations, except for a suit filed in February 1994 in the United States Bankruptcy Court in Houston, Texas by AHI, which seeks up to $2.4 million from the Company based on alleged claims under tax indemnifications in connection with the February 1991 sale of AAI to AHI. Metro disputes AHI's indemnification claims and has made demand on AHI to pay amounts the Company believes are in default under a related note. The Company and AHI have reached a tentative agreement with AHI and its principals under which the litigation would be dismissed and all claims of the Company and AHI against each other would be released. Such agreement is subject to approval by the Bankruptcy Court. If the proposed settlement is not consummated, the Company intends to vigorously defend this suit and pursue collection of amounts due under the note.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 17, 1995                        METRO AIRLINES, INC.
      ------------------------          ------------------------------
                                           (Registrant)



                                        /s/ BRIAN K. MILLER
                                        ------------------------------
                                        Brian K. Miller
                                        President
                                        Principal Financial Officer


                                        /s/ MITCHELL E. GASSAWAY

                                        ------------------------------
                                        Mitchell E. Gassaway
                                        Controller
                                        Principal Accounting Officer