Form 10QSB
period 1995-07-31
METRO AIRLINES INC
filed 1995-09-12
CIK 355625

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

     (Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1995

                                    OR

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

          For the transition period from _________ to __________

                      COMMISSION FILE NUMBER 0-10639

                           METRO AIRLINES, INC.
          (Exact name of Registrant as specified in its charter)

          DELAWARE                                 74-2211124
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                          Post Office Box 612626
                        DFW AIRPORT, TX 75261-2626
                 (Address of principal executive offices)

                              (214) 929-5117
           (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
               ---   ---

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes  X    No
                                                                   ---  ---

     As of August 31, 1995, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

     Transitional small business disclosure format (check one):
Yes     No  X
    ---    ---

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                     METRO AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                     JULY 31,       APRIL 30,
                                                                       1995            1995
                                                                    -----------     ---------
                                                                    (UNAUDITED)
Current assets:
 Cash and cash equivalents                                              $ 634         $ 327
 Accounts receivable and other                                            117           470
                                                                        -----         -----
    Total assets                                                        $ 751         $ 797
                                                                        =====         =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and other accrued liabilities    $   2         $  11

Payable to Predecessor Company stockholders                               749           786

Stockholders' equity:
 New common stock, $.01 par value.  Authorized 32,000,000
  shares; issued and outstanding 23,034,415 shares                        230           230
 Additional paid-in capital                                              (230)         (230)
                                                                        -----         -----
  Total stockholders' equity                                                -             -
                                                                        -----         -----
      Total liabilities and stockholders' equity                        $ 751         $ 797
                                                                        =====         =====


See accompanying notes to consolidated financial statements.

                   METRO AIRLINES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                            THREE MONTHS ENDED JULY 31,
                                            ---------------------------
                                                1995           1994
                                              --------        ------
                                                     (unaudited)

Operating revenues                            $    -            $    -

Operating expenses -
 general and administrative expenses              43               119
                                               --------         ------
Operating loss                                   (43)             (119)

Other income:
 Interest income                                   6                 6
                                               --------         ------
   Total other income                              6                 6
                                               --------         ------
Loss before income taxes                         (37)             (113)

Provision for income taxes                         -                 -
                                              --------          ------
Net loss                                      $  (37)           $ (113)
                                              =======           =======

Loss per common share                         $    -            $  -
                                              =======           =======
Weighted average number of
 common shares outstanding                     23,034            23,034
                                              =======           =======

See accompanying notes to consolidated financial statements.

                   METRO AIRLINES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                    THREE MONTHS ENDED JULY 31,
                                                    --------------------------
                                                          1995        1994
                                                          ----        ----
                                                             (unaudited)
Cash flows from operating activities:
 Loss from operations                                      $ (37)     $(113)
 Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
   Changes in assets and liabilities:
     Accounts receivable and other assets                   353          24
     Accounts payable and other accrued liabilities          (9)        (35)
                                                           -----      -----
Net cash provided (used) by  operating activities            307       (124)
                                                           -----      -----

Cash flows from investing activities                          -           -
                                                           -----      -----
Cash flows from financing activities                          -
                                                           -----      -----
Net increase (decrease) in cash and cash equivalents        307        (124)

Cash and cash equivalents at beginning of period            327         725
                                                           -----      -----
Cash and cash equivalents at end of period                 $634       $ 601
                                                           =====      =====


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

     The stockholders of the Predecessor Company are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through July 31, 1995. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

     As of July 31, 1995, the Company had cash and cash equivalents on hand of approximately $634,000, compared to $327,000 at April 30, 1995.

     Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately

$1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through July 31, 1995. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

     In addition to cash on hand, the Company has certain other assets, primarily miscellaneous receivables, that it expects to liquidate at amounts approximating carrying value.

     In February 1995, the Company reached an agreement for the settlement of certain litigation with Aeroflight Holdings, Inc. ("AHI") and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which was approved by the Bankruptcy Court, all litigation between the parties has been dismissed and all claims of the Company and AHI against each other have been released. In addition, the Settlement Payment Right due the AHI principals has been reduced by 15%, or approximately $100,000. Further, the terms of the settlement provide that the Company make an initial partial distribution of at least $250,000 of the Settlement Payment Right. As of July 31, 1995, no such distribution has been made, but the Company expects to make such distribution in 1995.

     The Company also has an allowed unsecured claim of approximately $5.4 million in the Chapter 7 bankruptcy proceedings of Metro Express, the Company's subsidiary that is being liquidated by a trustee. Although the Company expects to receive a cash distribution on its unsecured claim from the liquidation of Metro Express, there can be no assurance as to the amount or timing of such distribution. Any distribution will likely be only a small percentage of the allowed claim. In addition, the Company's administrative claim in the Metro Express bankruptcy was allowed in the amount of approximately $330,000, which was received by the Company in June 1995.

     The Company believes that its current cash on hand is sufficient to fund operating expenses during the implementation of the Plan, which is expected to last through fiscal 1996, as well as to pursue the Company's claim against Metro Express. It is anticipated that the Company will ultimately be liquidated.

     The Company has no commitments for capital expenditures or leases. The Company currently has no available borrowing capability and it is unlikely that it would be able to obtain outside financing. Under the terms of the Plan, the Company is not permitted to pledge any assets owned as of the effective date of the Plan without approval of a committee representing the interest of prepetition creditors. All of the Company's available cash, after payment of administrative expenses, is currently committed to payments to Predecessor Company stockholders.

                        PART 2. - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 1995                   METRO AIRLINES, INC.
      -----------------------          --------------------------------------
                                                (Registrant)


                                       /s/ Brian K. Miller
                                       --------------------------------------
                                       Brian K. Miller
                                       President
                                       Principal Financial Officer


                                       /s/ Mitchell E. Gassaway
                                       --------------------------------------
                                       Mitchell E. Gassaway
                                       Controller
                                       Principal Accounting Officer