Form 10QSB
period 1995-10-31
METRO AIRLINES INC
filed 1995-12-01
CIK 355625

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

     (Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1995

                                    OR

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

          For the transition period from _____________ to ____________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes    X        No
              -------        -------

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    X      No
                                                      -------       --------

     As of October 31, 1995, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

     Transitional small business disclosure format (check one): Yes     No  X
                                                                    ----   ----

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     METRO AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                October 31,    April 30,
                                                   1995          1995
                                                   ----          ----
                                               (unaudited)
Current assets:
 Cash and cash equivalents                         $ 594        $ 327
 Accounts receivable and other                       112          470
                                                   -----        -----
    Total assets                                   $ 706        $ 797
                                                   =====        =====



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and
 other accrued liabilities                         $   2        $  11

Payable to Predecessor Company stockholders          704          786

Stockholders' equity:
 New common stock, $.01 par value.  Authorized
  32,000,000 shares; issued and outstanding
  23,034,415 shares                                  230          230
 Additional paid-in capital                         (230)        (230)
                                                   -----        -----
  Total stockholders' equity                           -            -
                                                   -----        -----
      Total liabilities and stockholders' equity   $ 706        $ 797
                                                   =====        =====


          See accompanying notes to consolidated financial statements.

                         METRO AIRLINES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share amounts)


                                          THREE MONTHS ENDED OCTOBER 31,   SIX MONTHS ENDED OCTOBER 31,
                                          ------------------------------   ---------------------------
                                              1995               1994           1995            1994
                                          ------------      ------------   ------------    -----------
                                                    (unaudited)                     (unaudited)
Operating revenues                          $     -             $     -      $     -         $     -

Operating expenses -
 general and administrative expenses             54                  78           97             196
                                            -------             -------      -------         -------
 Operating loss                                 (54)                (78)         (97)           (196)

Other income:
 Interest income                                  9                   6           15              12
                                            -------             -------      -------         -------
   Total other income                             9                   6           15              12

Loss before income taxes                        (45)                (72)         (82)           (184)

Provision for income taxes                        -                   -            -               -
                                            -------             -------      -------         -------
Net loss                                    $   (45)            $   (72)     $   (82)        $  (184)
                                            =======             =======      =======         =======

Loss per common share                       $     -             $     -      $     -         $  (.01)
                                            =======             =======      =======         =======
Weighted average number of
 common shares outstanding                   23,034              23,034       23.034          23,034
                                            =======             =======      =======         =======

See accompanying notes to consolidated financial statements.

                         METRO AIRLINES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                     SIX MONTHS ENDED OCTOBER 31,
                                                     ----------------------------
                                                        1995            1994
                                                     ---------          --------
                                                             (unaudited)
Cash flows from operating activities:
 Loss from operations                                   $  (82)          $(184)
 Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
   Changes in assets and liabilities:
     Accounts receivable and other assets                  358              65
     Accounts payable and other accrued liabilities         (9)            (65)
                                                          ----            ----
Net cash provided (used) by operating activities           267            (184)
                                                          ----            ----

Cash flows from investing activities                         -               -
                                                          ----            ----
Cash flows from financing activities                         -
                                                          ----            ----
Net increase (decrease) in cash and cash equivalents       267            (184)

Cash and cash equivalents at beginning of period           327             725
                                                          ----            ----
Cash and cash equivalents at end of period                $594           $ 541
                                                          ====            ====

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

     The stockholders of the Predecessor Company are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through October 31, 1995. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

     As of October 31, 1995, the Company had cash and cash equivalents on hand of approximately $594,000, compared to $327,000 at April 30, 1995.

     Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through October 31, 1995. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

                         PART 2. - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 5.   OTHER INFORMATION

          Effective October 1, 1995, James Sight resigned from the Company's Board of Directors for personal reasons.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 1, 1995                      METRO AIRLINES, INC.
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