Form 10QSB
period 1996-07-31
METRO AIRLINES INC
filed 1996-09-12
CIK 355625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

                                       OR

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

             For the transition period from ___________ to __________

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

     As of July 31, 1996, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

     Transitional small business disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                    July 31,    April 30,
                                                      1996        1996
                                                  -----------   ---------
                                                  (unaudited)

Current assets:
  Cash and cash equivalents                           $  96       $ 123
  Prepaid expenses and other                            103         128
                                                      -----       -----
    Total assets                                      $ 199       $ 251
                                                      -----       -----
                                                      -----       -----

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and
 other accrued liabilities                            $   -       $  11

Payable to Predecessor Company stockholders             199         240

Stockholders' equity:
  New common stock, $.01 par value.  Authorized
   32,000,000 shares; issued and outstanding
   23,034,415 shares                                    230         230
  Additional paid-in capital                           (230)       (230)
                                                      -----       -----
    Total stockholders' equity                            -           -
                                                      -----       -----
      Total liabilities and stockholders' equity      $ 199       $ 251
                                                      -----       -----
                                                      -----       -----


See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                  Three Months Ended July 31,
                                                  ---------------------------
                                                      1996        1995
                                                     ------      ------
                                                        (unaudited)

Operating revenues                                   $    -      $    -

Operating expenses -
 general and administrative expenses                     42          43
                                                     ------      ------
Operating loss                                          (42)        (43)

Other income:
  Interest income                                         1           6
                                                     ------      ------
    Total other income                                    1           6

Loss before income taxes                                (41)        (37)
Provision for income taxes                                -           -
                                                     ------      ------
Net loss                                             $  (41)     $  (37)
                                                     ------      ------
                                                     ------      ------

Loss per common share                                $    -      $    -
                                                     ------      ------
                                                     ------      ------

Weighted average number of
 common shares outstanding                           23,034      23,034
                                                     ------      ------
                                                     ------      ------


See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                 Three Months Ended July 31,
                                                 ---------------------------
                                                      1996        1995
                                                     ------      ------
                                                         (unaudited)

Cash flows from operating activities:
  Loss from operations                                 $(41)      $ (37)
  Adjustments to reconcile loss to net cash
   provided (used) by operating activities:
    Changes in assets and liabilities:
      Prepaid expenses and other assets                  25         353
      Accounts payable and other accrued liabilities    (11)         (9)
                                                       ----       -----

Net cash provided (used) by operating activities        (27)        307
                                                       ----       -----

Cash flows from investing activities                      -           -
                                                       ----       -----

Cash flows from financing activities                      -           -
                                                       ----       -----

Net increase (decrease) in cash and cash equivalents    (27)        307

Cash and cash equivalents at beginning of period        123         327
                                                       ----       -----

Cash and cash equivalents at end of period             $ 96       $ 634
                                                       ----       -----
                                                       ----       -----

       See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL INFORMATION

     The consolidated financial statements include the accounts of Metro Airlines, Inc. ("Metro") and its wholly owned subsidiaries, Metroflight, Inc. ("Metroflight") and Metro Leasing, Inc. ("Metro Leasing"). Metroflight and Metro Leasing were dissolved in June 1996. As used herein, the term "Company" refers to Metro and its subsidiaries.

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

     The Plan called for the payment of approximately $4.5 million in cash, including interest from March 22, 1993 to the date of payment, in satisfaction of unsecured claims against Metroflight. The Plan also provided for the cancellation of approximately $22.8 million in unsecured claims against Metro in exchange for the issuance of approximately 99% of the common stock of the Reorganized Company to the holders of such claims. The remaining 1% of the common stock of the Reorganized Company was issued to the holders of the Predecessor Company's common stock on December 28, 1993. As used herein, the term "Predecessor Company" refers to the Company prior to December 28, 1993 and the term "Reorganized Company" refers to the Company after December 28, 1993.

     The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, in February 1996, the Company made an interim partial distribution of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through July, 31, 1996. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

     As of July 31, 1996, the Company had cash and cash equivalents on hand of approximately $96,000, compared to $123,000 at April 30, 1996.

     Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor
Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment
Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through July 31, 1996.
The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

     In addition to cash on hand, the Company has certain other assets, primarily miscellaneous receivables, that it expects to liquidate at amounts approximating carrying value.

     In February 1995, the Company reached an agreement for the settlement of certain litigation with Aeroflight Holdings, Inc. ("AHI") and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which was approved by the Bankruptcy Court, all litigation between the parties has been dismissed and all claims of the Company and AHI against each other have been released. In addition, the Settlement Payment Right due the AHI principals has been reduced by 15%, or approximately $100,000. Further, the terms of the settlement provide that the Company make an initial partial distribution of at least $250,000 of the Settlement Payment Right. In February 1996, the Company made an interim partial payment of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000.
The amount and timing of future payments of the Settlement Payment Right is uncertain.

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

     The Company believes that its current cash on hand is sufficient to fund operating expenses during the implementation of the Plan, which is expected to last into fiscal 1997, as well as to pursue the Company's claim against Metro Express. It is anticipated that the Company will be liquidated after all claims have been pursued and realized to the extent possible.

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


Date: September 12, 1996                    METRO AIRLINES, INC.
      --------------------             ------------------------------
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