Form 10QSB
period 1996-10-31
METRO AIRLINES INC
filed 1996-11-26
CIK 355625

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

    (Mark One)
    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1996

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

                                Post Office Box 612626
                              DFW Airport, TX 75261-2626
                         ------------------------------------
                       (Address of principal executive offices)

                                    (214) 929-5117
                         ------------------------------------
                 (Registrant's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ----

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes  X   No
                                                                   ---     ---

    As of October 31, 1996, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

    Transitional small business disclosure format (check one):  Yes      No   X
                                                                    ---      ---

                            PART 1. FINANCIAL INFORMATION
                            -----------------------------

Item 1. Financial Statements

                        METRO AIRLINES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                         October 31,   April 30,
                                                             1996        1996
                                                         -----------   ---------
                                                         (unaudited)

Current assets:
  Cash and cash equivalents                                  $ 101       $ 123
  Prepaid expenses and other                                    66         128
                                                             -----       -----
    Total assets                                             $ 167       $ 251
                                                             -----       -----
                                                             -----       -----


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and other accrued
  liabilities                                                $   -       $  11

Payable to Predecessor Company stockholders                    167         240

Stockholders' equity:
  New common stock, $.01 par value.  Authorized 32,000,000
    shares; issued and outstanding 23,034,415 shares           230         230
  Additional paid-in capital                                  (230)       (230)
                                                             -----       -----
    Total stockholders' equity                                  --          --
                                                             -----       -----
      Total liabilities and stockholders' equity             $ 167       $ 251
                                                             -----       -----
                                                             -----       -----


See accompanying notes to consolidated financial statements.

                        METRO AIRLINES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)


                                          Three Months Ended October 31,   Six Months Ended October 31,
                                          ------------------------------   ----------------------------
                                              1996             1995            1996             1995
                                           ----------        -----------    ----------        ---------
                                                   (unaudited)                    (unaudited)

Operating revenues                            $   --          $   --           $  --           $   --

Operating expenses -
 general and administrative expenses              65              54              107              97
                                              ------          ------           ------          ------
Operating loss                                   (65)            (54)            (107)            (97)

Other income:
  Interest income                                  1               9                2              15
  Other                                           32              --               32              --
                                              ------          ------           ------          ------
    Total other income                            33               9               34              15

Loss before income taxes                         (32)            (45)             (73)            (82)

Provision for income taxes                        --              --               --              --
                                              ------          ------           ------          ------
Net loss                                      $  (32)         $  (45)          $  (73)         $  (82)
                                              ------          ------           ------          ------
                                              ------          ------           ------          ------

Loss per common share                         $   --          $   --           $   --          $   --
                                              ------          ------           ------          ------
                                              ------          ------           ------          ------

Weighted average number of
 common shares outstanding                    23,034          23,034           23,034          23,034
                                              ------          ------           ------          ------
                                              ------          ------           ------          ------

See accompanying notes to consolidated financial statements.

                        METRO AIRLINES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                        1996              1995
                                                    ----------          --------
                                                              (unaudited)


Cash flows from operating activities:
 Loss from operations                                  $ (73)           $ (82)
 Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
   Changes in assets and liabilities:
    Prepaid expenses and other assets                      62              358
    Accounts payable and other accrued liabilities        (11)              (9)
                                                         ----             ----
Net cash provided (used) by operating activities          (22)             267
                                                         ----             ----
Cash flows from investing activities                       --               --
                                                         ----             ----
Cash flows from financing activities                       --               --
                                                         ----             ----
Net increase (decrease) in cash and cash equivalents      (22)             267

Cash and cash equivalents at beginning of period          123              327
                                                         ----             ----
Cash and cash equivalents at end of period               $101             $594
                                                         ----             ----
                                                         ----             ----





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

    The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately

$775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, in February 1996, the Company made an interim partial distribution of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through October 31, 1996. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

    As of October 31, 1996, the Company had cash and cash equivalents on hand of approximately $101,000, compared to $123,000 at April 30, 1996. During the quarter ended October 31, 1996, the Company received a refund of approximately $31,500 of federal fuel taxes paid in previous years. The refund was recorded as other income when received.

    Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized

Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through October 31, 1996. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

Date: November 26, 1996                    METRO AIRLINES, INC.
      -----------------                  -----------------------------
                                              (Registrant)


                                         /s/ BRIAN K. MILLER
                                         -----------------------------
                                         Brian K. Miller
                                         President
                                         Principal Financial Officer


                                         /s/ MITCHELL E. GASSAWAY
                                         -----------------------------
                                         Mitchell E. Gassaway
                                         Controller
                                         Principal Accounting Officer