Form 10QSB
period 1997-01-31
METRO AIRLINES INC
filed 1997-03-06
CIK 355625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

                                       OR

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

             For the transition period from ____________ to  ___________

                         Commission file number 0-10639

                              METRO AIRLINES, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                   74-2211124
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


                             Post Office Box 612626
                           DFW Airport, TX 75261-2626
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 929-5117
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No
     -----      -----

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    X    No
                                                   ------     -----

     As of January 31, 1997, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

     Transitional small business disclosure format (check one): Yes      No  X
                                                                    ----    ----

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                     ASSETS

                                               January 31,     April 30,
                                                   1997          1996
                                               -----------     ---------
                                               (unaudited)


Current assets:
 Cash and cash equivalents                         $ 329         $ 123
 Prepaid expenses and other                          128           128
                                                   -----         -----
    Total assets                                   $ 457         $ 251
                                                   -----         -----
                                                   -----         -----



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and
 other accrued liabilities                         $   -         $  11

Payable to Predecessor Company stockholders          457           240

Stockholders' equity:
 New common stock, $.01 par value.  Authorized
  32,000,000 shares; issued and outstanding
  23,034,415 shares                                  230           230
 Additional paid-in capital                         (230)         (230)
                                                   -----         -----
  Total stockholders' equity                           -             -
                                                   -----         -----
      Total liabilities and stockholders' equity   $ 457         $ 251
                                                   -----         -----
                                                   -----         -----



See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                  Three Months Ended January 31,     Nine Months Ended January 31,
                                  ------------------------------     -----------------------------
                                      1997             1996               1997            1996
                                    --------          -------          ----------       ---------
                                            (unaudited)                       (unaudited)
Operating revenues                  $      -          $     -          $        -       $       -

Operating expenses -
 Recovery of receivable
  previously written off                (352)               -                (352)              -
 General and administrative
  expenses                                63               53                 170             150
                                    --------          -------          ----------       ---------
Operating income (loss)                  289              (53)                182            (150)

Other income:
 Interest income                           1                4                   3              19
 Other                                     -                -                  32               -
                                    --------          -------          ----------       ---------
   Total other income                      1                4                  35              19
                                    --------          -------          ----------       ---------

Income (loss) before income taxes        290              (49)                217            (131)

Provision for income taxes                 -               -                    -               -
                                    --------          -------          ----------       ---------
Net income (loss)                   $    290          $  (49)          $      217       $    (131)
                                    --------          -------          ----------       ---------
                                    --------          -------          ----------       ---------


Income (loss) per common share      $    .01          $     -          $      .01       $    (.01)
                                    --------          -------          ----------       ---------
                                    --------          -------          ----------       ---------
Weighted average number of
 common shares outstanding            23,034           23,034              23,034          23,034
                                    --------          -------          ----------       ---------
                                    --------          -------          ----------       ---------


See accompanying notes to consolidated financial statements.

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                 Nine Months Ended January 31,
                                                 -----------------------------
                                                   1997               1996
                                                   -----              -----
                                                          (unaudited)

Cash flows from operating activities:
 Income (loss) from operations                     $ 217             $(131)
 Adjustments to reconcile loss to net cash
  provided by operating activities:
   Changes in assets and liabilities:
     Prepaid expenses and other assets                -                302
     Accounts payable and other accrued
      liabilities                                   (11)               (10)
                                                  -----              -----
Net cash provided by operating activities           206                161
                                                  -----              -----
Cash flows from investing activities                  -                  -
                                                  -----              -----
Cash flows from financing activities                  -                  -
                                                  -----              -----
Net increase in cash and cash equivalents           206                161

Cash and cash equivalents at beginning of
 period                                             123                327
                                                  -----              -----
Cash and cash equivalents at end of period        $ 329              $ 488
                                                  -----              -----
                                                  -----              -----


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

     The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately

$775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, in February 1996, the Company made an interim partial distribution of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through January 31, 1997. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

(3)  INCOME TAXES

     Taxes on the Company's income in fiscal 1997 are offset by the utilization of net operating loss carryforwards.

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

     As of January 31, 1997, the Company had cash and cash equivalents on hand of approximately $329,000, compared to $123,000 at April 30, 1996. During the quarter ended January 31, 1997, the Company received a partial interim distribution of approximately $352,000 from the estate of Metro Express, the Company's subsidiary that is being liquidated by a trustee in Chapter 7 bankruptcy proceedings. The Company has a total allowed unsecured claim of approximately $5.4 million in the Metro Express bankruptcy. Although the Company expects to receive a final cash distribution on its unsecured claim from the liquidation of Metro Express during 1997, there can be no assurance as to the amount or timing of such distribution. Any final distribution will likely be only a small percentage of the allowed claim. In addition, the Company's administrative claim in the Metro Express bankruptcy was allowed in the amount of approximately $330,000, which was received by the Company in June 1995.

    During the quarter ended October 31, 1996, the Company received a refund of approximately $31,500 of federal fuel taxes paid in previous years. The refund was recorded as other income when received.

    Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through January 31, 1997. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

    The Company believes that its current cash on hand is sufficient to fund operating expenses during the implementation of the Plan, which is expected to last into fiscal 1998, as well as to pursue the Company's claim against Metro Express. It is anticipated that the

Company will be liquidated after all claims have been pursued and realized to the extent possible. In addition to cash on hand, the Company has certain other assets, primarily prepaid expenses, that it expects to liquidate at amounts approximating carrying value.

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

Date: March 6, 1997                         METRO AIRLINES, INC.
      ---------------                   ----------------------------------
                                               (Registrant)


                                        /s/ BRIAN K. MILLER
                                        ----------------------------------
                                        Brian K. Miller
                                        President
                                        Principal Financial Officer


                                        /s/ MITCHELL E. GASSAWAY
                                        ----------------------------------
                                        Mitchell E. Gassaway
                                        Controller
                                        Principal Accounting Officer