Form 10KSB40
period 1997-04-30
METRO AIRLINES INC
filed 1997-07-29
CIK 355625

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended April 30, 1997

                                          OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 0-10639

                                 METRO AIRLINES, INC.
                (Exact name of Registrant as specified in its charter)

               Delaware                                 74-2211124
        (State of organization)            (I.R.S. Employer Identification No.)


                                Post Office Box 612626
                            DFW Airport, Texas 75261-2626
                                    (972) 929-5117
            (Address and telephone number of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           New Common Stock, $.01 par value
                                   (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes /X/       No / /

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year:  $0.

    The Company is unable to estimate the aggregate market value of the voting stock held by non-affiliates of the registrant because the Company's stock is not currently traded on a stock exchange and there is no authoritative source for determining actual sales prices or bid and asked prices.

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes /X/   No / /

    As of April 30, 1997, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

    Transitional small business format (check one).  Yes / /     No /X/

                                        PART I

ITEM 1.       BUSINESS

GENERAL

    Metro Airlines, Inc. ("Metro") is a Delaware corporation incorporated in September 1981 as the parent corporation of Metroflight, Inc. ("Metroflight"), which was organized in 1967 and operated as a regional airline with a hub at the Dallas/Fort Worth International Airport ("Dallas/Fort Worth") until December 22, 1992. Metro Leasing, Inc. ("Metro Leasing") formerly leased aircraft from third parties for sublease to other subsidiaries of Metro. Through other wholly owned subsidiaries, which were sold or closed in early 1991, Metro formerly operated separate regional airlines in the northeast, the southeast, and the Caribbean. See "Business - Other Former Operations." Unless otherwise indicated, all references herein to the "Company" include Metro and its two former subsidiaries, Metroflight and Metro Leasing, Inc.

    On April 1, 1991 (the "Petition Date"), Metro, Metroflight and Metro Leasing filed in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). A plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court on December 11, 1992, and the Plan, as modified post-confirmation, became effective on December 28, 1993. See "Business - Chapter 11 Reorganization."

    As more fully described below, Metroflight previously operated scheduled passenger flights using the name American Eagle under a coordinated service agreement with American Airlines, Inc. ("American"). On December 22, 1992, Metroflight sold substantially all of its assets to Simmons Airlines, Inc. ("Simmons"), an affiliate of American, and all litigation pending at that time between Metro, Metroflight and American was settled (the "Asset Sale and Settlement"). The Company had ongoing disputes with Simmons and American related to the collection of contingent assets related to the Asset Sale and Settlement, including certain rights to monies in escrow. Such disputes were settled in December 1993. See "Business - American Eagle Operations."

    Subsequent to the Asset Sale and Settlement, the Company's activities have been limited to the implementation of the Plan and the pursuit of certain claims, which are expected to last well into fiscal 1998. It is anticipated that the Company will be liquidated after all claims have been pursued and realized to the extent possible. See "Business - Chapter 11 Reorganization." Metroflight and Metro Leasing were dissolved in June 1996 as they had no remaining assets or liabilities.

AMERICAN EAGLE OPERATIONS

    Prior to the Asset Sale and Settlement, Metroflight provided regularly scheduled air service for passengers, cargo and mail through a "hub-and-spoke" route system at Dallas/Fort Worth, with routes radiating like spokes from that airport to 24 cities in Texas, Arkansas, Louisiana, Missouri and Oklahoma. The majority of Metroflight's passengers connected with American at Dallas/Fort Worth. Metroflight, an American Eagle carrier since 1984, was the exclusive American Eagle operator at Dallas/Fort Worth.

    Metroflight's affiliation with American was established under and governed by certain code-sharing and other services agreements, as amended (the "American Agreements"). Pursuant to these agreements, all of the Company's flights serving Dallas/Fort Worth were identified in airline computer reservations systems and the Official Airline Guide ("OAG") under American's "AA" designator code and the Company's aircraft used for these flights were painted in American Eagle colors. American provided the Company with, among other things, reservation services through its SABRE system, passenger ticketing services, revenue accounting services, baggage and freight handling and customer service training, as well as the use of gate, ramp and terminal facilities at certain airports. The Company paid American a per passenger fee for these services and American paid the Company a fee for passengers connecting with American flights.

    The initial term of the American Agreements extended through October 31, 1992. In April 1992, American sent Metroflight a notice attempting to terminate the American Agreements as of October 31, 1992; however, such notice was not effective and the American Agreements were extended through October 31, 1993.

    Metro, Metroflight and American had additional agreements that the Company contended provided for extension of the American Agreements through October 31, 2002 (the "Extension Agreements"); however, American denied the enforceability of the Extension Agreements and sued to have them declared null and void. Metro and Metroflight answered and counterclaimed asserting, among other things, that the Extension Agreements were valid and enforceable.

    On November 25, 1992, the Company entered into agreements to sell substantially all of the assets of Metroflight to Simmons, and to settle all litigation between Metro, Metroflight and American. On December 11, 1992, the Bankruptcy Court entered an order confirming the Company's reorganization plan, which was based upon the Asset Sale and Settlement. The Asset Sale and Settlement was completed on December 22, 1992. See "Business - Chapter 11 Reorganization."

    Pursuant to the agreements for the Asset Sale and Settlement, Simmons acquired Metroflight's assets for $10 million in cash, subject to certain adjustments. Simmons also acquired the prepetition claims of certain of the Company's creditors, which claims were recorded as liabilities of approximately $32 million on the Company's books. In conjunction with the Asset Sale and Settlement, Simmons forgave those claims against the Company. In addition, the American Agreements were terminated and American paid $4 million in cash to settle all litigation with Metro and Metroflight.

    As a result of the Asset Sale and Settlement, Metroflight, which accounted for substantially all of the Company's consolidated revenues, ceased operations on December 22, 1992. Since that date, the Company's operations have primarily been limited to implementation of the Company's reorganization plan and the pursuit of certain claims. See "Business -Other Former Operations."

    Under the terms of the Asset Sale and Settlement, a portion of the proceeds totalling $11.0 million was placed in two escrow accounts (the "Escrows"). Prior to December 28, 1993, approximately $4.6 million had been disbursed to the Company. Disputes arose with respect to substantially all of the balance of the funds in the Escrows and certain other funds held by Simmons in connection with the Asset Sale and Settlement. The disputes were resolved on December 28, 1993 with the Company receiving $3.9 million from the Escrows and Simmons and American receiving the remaining balance of the funds in the Escrows.

CHAPTER 11 REORGANIZATION

    On April 1, 1991, Metro, Metroflight and Metro Leasing (collectively, the "Debtors"), filed in the Bankruptcy Court voluntary petitions for reorganization under Chapter 11 of the Code. The filing was necessary due to substantial weakening of the Company's liquidity and financial condition resulting from losses in the preceding two years, primarily in its Atlanta and Northeast operations. See "Business - Other Former Operations." Also contributing to the losses were increased fuel prices and lower passenger traffic as a result of the war in the Persian Gulf.

    Through December 11, 1992, each of the Debtors was operated as a debtor-in-possession pursuant to the Code, which protects the Company from its creditors pending the negotiation, filing and confirmation of a plan of reorganization. The unsecured creditors of Metro and Metroflight formed a committee (the "Creditors Committee") which was appointed by the United States Trustee to represent the interests of such creditors in the bankruptcy proceedings.

    On May 14, 1992, the Company and its Creditors Committee filed with the Bankruptcy Court their Joint Plan of Reorganization, which plan was amended on June 12, 1992, August 3, 1992 and November 25, 1992 (the "Plan"). On November 25, 1992, the Company entered into agreements to sell substantially all of the assets of Metroflight to Simmons Airlines, Inc. ("Simmons"), an affiliate of American Airlines, Inc. ("American") and to settle all litigation between Metro, Metroflight and American (the "Asset Sale and Settlement"). The Bankruptcy Court approved the Plan based upon the Asset Sale and Settlement on November 25, 1992. On December 11, 1992, the Bankruptcy Court entered an order confirming the jointly proposed Plan, which became effective on December 22, 1992, on which date the Asset Sale and Settlement was completed.

    Pursuant to the agreements for the Asset Sale and Settlement, Simmons acquired Metroflight's assets for $10 million in cash, subject to certain adjustments, and assumed approximately $32 million of the Company's debt. In addition, the service agreements under which Metroflight operated as the American Eagle carrier at Dallas/Fort Worth International Airport were terminated. American also paid $4 million in cash to settle all litigation with Metro and Metroflight. The proceeds of the sale of assets and settlement were to be used to pay creditors of Metro and Metroflight in accordance with the Plan.

    Closing of the Plan and commencement of distributions to certain creditors and stockholders did not occur as scheduled on March 22, 1993 because the Company did not have sufficient cash to make the required cash payments. The shortfall in cash was primarily due to two conditions: (1) adverse operating results during the quarter ended January 31, 1993 and (2) adverse or incomplete resolution of certain contingencies in connection with the Asset Sale and Settlement. The Company therefore proposed certain post-confirmation modifications (the "Plan Modification") to the Plan.

    The Plan Modification was confirmed by the Bankruptcy Court on December 16, 1993 and the Plan became effective on December 28, 1993 (the "Effective Date"), on which date the remaining contingencies in connection with the Asset Sale and Settlement were resolved with the Company receiving $3.9 million of the funds held in escrow.

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

OTHER FORMER OPERATIONS

    The Company, through its former subsidiary, Metro Express, Inc. ("Metro Express"), operated at Atlanta as a regional airline in affiliation with Eastern Air Lines, Inc. ("Eastern") from early 1985 until January 19, 1991. Beginning in early 1988, Metro Express incurred substantial losses (approximately $30 million from fiscal 1988 through fiscal 1991), primarily as a result of Eastern's financial and labor problems. On January 18, 1991, Eastern ceased operations. The following day, Metro Express also suspended all operations. On February 7, 1991, Metro Express filed a voluntary petition to be liquidated under Chapter 7 of the Code. This bankruptcy is being administered by a court-appointed trustee.

    Metro decided to liquidate Metro Express because it appeared unlikely that Eastern's Atlanta gates would be acquired on a timely basis by another major carrier that would need Metro Express' feeder operation and because Metro believed there were no other viable opportunities for utilizing the assets of Metro Express. Metro's administrative claim in the Metro Express bankruptcy was allowed in the amount of approximately $330,000, which was received by Metro in June 1995. Metro's unsecured claim in the Metro Express bankruptcy was allowed in the amount of approximately $5,411,000. During fiscal 1997 the Company received a partial interim distribution of approximately $352,000 from the estate of Metro Express. On July 1, 1997, the Company received a final distribution of approximately $246,000 from the estate of Metro Express.

    Prior to 1991, the Company also operated in affiliation with Eastern through its former subsidiary, Aviation Associates, Inc. ("AAI"). AAI operates in the Caribbean and provided commuter services as Eastern Metro Express from 1985 to mid-January 1991. Upon Eastern's cessation of operations, AAI terminated its agreements with Eastern and currently operates as an independent regional carrier.

    On February 12, 1991, after receiving and reviewing bids from various parties, Metro completed the sale of all of the outstanding stock of AAI to Aeroflight Holdings, Inc. ("AHI"), a newly-formed company owned by E. A. Henderson and J. L. Seaborn, who were then Chairman of the Board and President, respectively, of Metro. The sales price was $6.5 million, of which $4.0 million was paid by the cancellation of loans and deposits made by the purchaser to Metro in December 1990 and January 1991 and $2.5 million was in the form of an interest-bearing promissory note payable in ten years, or earlier in certain circumstances, and secured by the stock of AAI. AHI and AAI filed for protection under Chapter 11 of the Bankruptcy Code on December 14, 1993.

    In connection with the sale of AAI to AHI, Metro indemnified AHI for certain tax liabilities. AHI asserted claims under the indemnification of up to approximately $2.4 million and has offset all interest payments due Metro against those alleged claims. In February 1994, AHI filed suit against Metro in its Bankruptcy Court to seek to collect amounts it claims are due under the indemnification. Metro disputed AHI's indemnification claims and, prior to AHI's bankruptcy filing, made demand on AHI to pay amounts the Company believed were in default on the note. In May 1994, AAI and AHI filed a disclosure statement in connection with a proposed plan of reorganization. On July 17, 1994, AAI ceased operations. In February 1995, the Company reached an agreement for a settlement with AHI and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which was approved by the Bankruptcy Court, all litigation between the parties has been dismissed and all claims of the Company and AHI against each other have been released. In addition, the Settlement Payment Right due Messrs. Henderson and Seaborn was reduced by 15%, or approximately $100,000. Further, the terms of the settlement required that the Company make an initial partial distribution of the Settlement Payment Right, which was completed in February 1996.

    In April 1989, Metro acquired Brockway Air from Owens-Illinois Group, Inc. Brockway Air operated as a regional airline in the northeastern United States in affiliation with Piedmont Aviation, Inc. ("Piedmont"). After the acquisition, the Company changed the name of Brockway Air to Metro Airlines Northeast, Inc. ("Metro Northeast"). Effective July 1, 1989, the agreement with Piedmont terminated and Metro Northeast began operating in affiliation with Trans World Airlines ("TWA"). This change in major carrier affiliation by Metro Northeast resulted in a decline in passenger boardings from historical levels, primarily due to TWA's lack of a strong presence in the markets previously served in affiliation with Piedmont.

    Metro Northeast's operations generated losses for seven consecutive quarters beginning in the second quarter of fiscal 1990. The seasonal winter slump in passenger traffic, combined with TWA's reduction in operations, high fuel prices and a further decline in traffic attributable primarily to the war in the Persian Gulf and the sluggish economy in the Northeast produced losses at Metro Northeast that the Company could no longer fund. As a result, Metro Northeast suspended operations on February 7, 1991.

    On March 21, 1991, Metro sold all of the outstanding capital stock of Metro Northeast to ZAL Airlines Holding, Inc. ("ZAL"). The sales price was $3,880,000 and consisted of a short-term promissory note from ZAL, which note was guaranteed by Metro Northeast and its subsidiaries and was secured by a pledge of all of the capital stock of Metro Northeast and the assets of Metro Northeast and its subsidiaries. ZAL defaulted on payment of the promissory note, and on May 31, 1991, ZAL and Metro Northeast and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Code in the United States Bankruptcy Court for the Western District of New York. The Company pursued its claims against ZAL and Metro Northeast in their bankruptcy proceedings and reached an agreement with them pursuant to which the Company's claim for the balance of the note was compromised and settled in exchange for the release of the Company's liens. Under the settlement agreement, which was approved by the bankruptcy courts in New York and Texas, the Company received cash (net of expenses) of approximately $888,000, equity in a spare engine of $116,000 and spare parts valued at approximately $2.8 million. The effect of the settlement of the note, which was fully reserved in fiscal 1991, was recorded as a gain in fiscal 1992. The spare engine and parts received in the settlement were included in the assets sold to Simmons.

    In January 1988, the Company began air cargo operations as a means of diversifying its business. In its former cargo business, the Company operated feeder routes for major overnight freight carriers and was paid a fee per flight based on the length of the route. The Company's cargo operations were operated by its Metro Express II, Inc. ("MXII") subsidiary under the name Starlite Express. On September 24, 1991, Metro sold, with Bankruptcy Court approval, all of the outstanding capital stock of MXII to Air Cargo Carriers, Inc. for a sales price of one dollar, with Metro retaining the cash on hand in MXII and the purchaser assuming the liabilities of MXII.

SERVICE MARKS, TRADE NAMES AND FRANCHISES

    The Company has registered its name and logo as service marks (Reg. No. 914743 and Reg. No. 1304148).

EMPLOYEES

    At April 30, 1997, the Company employed 3 persons on a contract basis, all in administrative and accounting functions. None of the Company's employees are represented by unions. The collective bargaining agreements covering certain former employees furloughed in connection with the Asset Sale and Settlement were terminated effective December 22, 1992 and the Company believes it has no further liabilities under those agreements.

REGULATION

    In the opinion of management, the Company is in substantial compliance with all material federal laws and regulations pertaining to its current operations. The Company also believes its former airline operations were in substantial compliance with all material federal laws and regulations pertaining to those operations.

INSURANCE

    The Company carries insurance coverage for workers compensation. Management believes that the amounts and coverages of its insurance protection are reasonable and adequate.

ITEM 2.  PROPERTIES

    In connection with the Asset Sale and Settlement, Simmons either purchased or assumed the Company's leases on all facilities used in its former operations. Leases for all aircraft formerly used by Metroflight in its operations were terminated effective December 22, 1992 in connection with the Asset Sale and Settlement.

ITEM 3.       LEGAL PROCEEDINGS

    The Company is not involved in any pending legal proceedings other than routine lawsuits and claims related to its former airline operations, all of which are fully covered by insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    In connection with the confirmation of the Plan, as modified, the Predecessor Company's existing Common Stock, $.10 par value ("Common Stock") and Class B Common Stock, $.10 par value ("Class B Common Stock"), were cancelled. Authorized capital stock of the Reorganized Company consists of 32,000,000 shares of New Common Stock, $.01 par value ("New Common Stock"). In accordance with the Plan, 22,804,071 shares of New Common Stock were issued to creditors of Metro holding allowed unsecured claims and 230,344 shares were issued to holders on the Effective Date of the Company's Common Stock and Class B Common Stock. There is no established trading market for the New Common Stock.

    The Predecessor Company's Common Stock formerly traded over-the-counter under the symbol "MAIQC"; however, since the sale of the Company's remaining operating subsidiary in December 1992, quotations on stock trades and prices of trades were not reported by any established public trading market. There was no public market for Metro's Class B Common Stock as there were restrictions on its transfer.

    As of April 30, 1997, there were approximately 580 holders of record of the Company's New Common Stock. Based on information obtained from claims filed during its Bankruptcy proceedings, the Company believes that a number of its stockholders hold their shares in "street name" and that there are, therefore, substantially more than 580 beneficial owners of the New Common Stock.

DIVIDENDS

    The Company has never paid a cash dividend and will not do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

    Until January 1991, the Company, through its wholly owned subsidiaries, operated four separate regional passenger airlines and an air cargo carrier. Since January 1991, the Company has sold or shut down all of its passenger operations and its cargo operation. See Item 1 - Business.

     In February 1991, Metro Express, a wholly owned subsidiary of Metro that operated in Atlanta in affiliation with Eastern, filed a petition to be liquidated under Chapter 7 of the Code. Also in February 1991, Metro Northeast, a wholly owned subsidiary of Metro that operated in the northeastern United States in affiliation with TWA, suspended its operations.
 Metro sold all of the outstanding capital stock of Metro Northeast in March 1991. In February 1991, Metro also sold all of the outstanding capital stock of AAI, its wholly owned subsidiary that operated in the Caribbean. In September 1991, Metro sold all of the outstanding capital stock of MXII, its wholly owned subsidiary that operated solely as an air cargo carrier.

    The Company's remaining operations after March 1991 consisted of those of its Metroflight subsidiary, which operated as the American Eagle carrier at Dallas/Fort Worth until the Asset Sale and Settlement on December 22, 1992. See Item 1 - "Business - American Eagle Operations." Subsequent to the Asset Sale and Settlement, the Company's activities have been limited to liquidation of remaining assets and implementation of the Plan.

    On April 1, 1991, Metro, Metroflight and Metro Leasing (collectively, the "Debtors"), filed voluntary petitions for reorganization in the Bankruptcy Court under Chapter 11 of the Code. The filing was necessary due to substantial weakening of the Company's financial condition resulting from losses in the preceding two years, primarily in its Atlanta and Northeast operations. Also contributing to the losses were increased fuel prices and lower passenger traffic as a result of the war in the Persian Gulf. Each of the Debtors was operated as a debtor-in-possession pursuant to the Code while pursuing approval of a plan of reorganization, which was confirmed on December 11, 1992 and became effective, as modified, on December 28, 1993.

LIQUIDITY AND CAPITAL RESOURCES

    As previously discussed, the Company filed for reorganization under Chapter 11 of the Code on April 1, 1991. The Company's reorganization plan was confirmed on December 11, 1992. On December 22, 1992, the Company sold substantially all of the assets of Metroflight, its primary operating subsidiary. The Company currently has no ongoing operations. Since the Asset Sale and Settlement, its activities have been limited to the pursuit of certain claims and implementation of the Plan, which became effective, as modified, on December 28, 1993.

    As of April 30, 1997, the Company had cash and cash equivalents on hand of approximately $310,000, compared to $123,000 at April 30, 1996.

    During the third quarter of fiscal 1997, the Company received a partial interim distribution of approximately $352,000 from the estate of Metro Express, the Company's former subsidiary that is being liquidated by a trustee in Chapter 7 bankruptcy proceedings. On July 1, 1997, the Company received a final distribution of approximately $246,000 from its unsecured claim in the Metro Express liquidation. In addition, the Company's administrative claim in the Metro Express bankruptcy was allowed in the amount of approximately $330,000, which was received by the Company in June 1995.

    During the second quarter of fiscal 1997, the Company received a refund of approximately $31,500 of federal fuel taxes paid in a prior year. The refund was recorded as an offset to general and administrative expenses when received.

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

    Under the Plan, payments in full of allowed prepetition claims, with interest from March 22, 1993 to the payment date, were to be made to Metroflight unsecured creditors. From December 29, 1993 through April 30, 1994, the Company paid approximately $4.5 million in full satisfaction of such claims. The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, under the terms of the settlement with AHI, the Company agreed to make an initial partial payment of the Settlement Payment Right. Such payment, which totalled approximately $344,000 was made in February 1996. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through April 30, 1997. The payable has not been reduced by reserves for future administrative expenses or future costs of litigation.

    In addition to cash on hand, the Company has certain other assets, primarily prepaid expenses that it expects to liquidate at amounts approximating carrying value.

    The Company believes that its current cash on hand is sufficient to fund operating expenses during the implementation of the Plan, which is expected to last well into fiscal 1998. It is anticipated that the Company will be ultimately liquidated.

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

IMPACT OF INFLATION

    The Company's operating costs, which are currently limited to general and administrative expenses, are subject to general inflationary pressures. The Company currently has no ongoing sources of revenue as all operations have been discontinued.

ITEM 7.       FINANCIAL STATEMENTS

Index to Financial Statements:                             Page No.
------------------------------                             --------

    Independent Auditors' Report...........................   F-1

    Consolidated Balance Sheet as of April 30, 1997........   F-2

    Consolidated Statements of Operations for the years
      ended April 30, 1997 and 1996........................   F-3

    Consolidated Statements of Stockholders' Equity
      for the years ended April 30, 1997 and 1996..........   F-4

    Consolidated Statements of Cash Flows for the years
      ended April 30, 1997 and 1996........................   F-5

    Notes to Consolidated Financial Statements.............   F-6

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    At April 30, 1997, the directors and executive officer of the Company were as follows:

                                                            Age as
                                                          of June 30,  Director
    Name                             Position                1997        Since
    ----                             --------             -----------  --------

Glenn S. Koach          Chairman of the Board and Director      42       1992

Brian K. Miller         President and                           38          -
                        Chief Executive Officer,
                        Secretary and Treasurer

Hal N. Carr             Director                                76       1987

Lawrence C. Levey       Director                                64       1992

Thomas J. Ryan, III     Director                                55       1992

    Glenn S. Koach has for more than the past five years been a principal of Riverside Capital Advisers, Inc., an investment management firm.

    Brian K. Miller was elected President, Secretary and Treasurer of the Company in January 1993. Prior to that he served as Senior Vice President -Chief Financial Officer and Secretary of the Company from July 1991 to January 1993. Prior to that he held various positions with the Company for five years, including Vice President - Controller and Corporate Controller. He has served as Treasurer of the Company since April 1988. Mr. Miller is a Certified Public Accountant. From March 1994 through November 1995, Mr. Miller was also employed as Vice President and Chief Financial Officer of Lone Star Airlines, a regional airline based in Fort Worth, Texas.

    Hal N. Carr has for more than the past five years been actively engaged in personal investment activities.

    Lawrence C. Levey has for more than the past five years served as Vice President - Director Corporate Credit of Owens-Illinois, Inc., a major packaging manufacturer.

    Thomas J. Ryan, III has for more than the past five years been a principal of Riverside Capital Advisers, Inc., an investment management firm.

EFFECT OF BANKRUPTCY PROCEEDINGS

    Under the Plan Modification (see Item 1. "Business - Chapter 11 Reorganization"), Metro's Certificate of Incorporation and Bylaws were amended to authorize the issuance of a single class of New Common Stock and to cancel the Company's Common Stock and Class B Common Stock. Approximately 99% of the New Common Stock was issued to Metro's unsecured creditors and 1%
was issued to Metro's existing stockholders on December 28, 1993.     Under
the Plan Modification, the Certificate of Incorporation and Bylaws of Metro were also amended to provide that the Board of Directors of Metro shall consist of seven members. The current directors were submitted to the Bankruptcy Court at the Confirmation Hearing and became initial directors on December 22, 1992.

    Lawrence C. Levey holds the position of the Place Eight Director described in the Plan. The Plan and the Plan Modification provide that such position shall be for a fixed term of 10 years. If a vacancy occurs in such position during such term, Owens-Illinois, Inc. shall nominate two candidates to fill such vacancy if it is then a holder of New Common Stock, and the remaining members of the Board of Directors shall appoint one of such nominees to fill such vacancy. If Owens-Illinois, Inc. is not a holder of New Common Stock at the date such vacancy occurs, such position shall be filled by the Board of Directors as otherwise provided in the Bylaws. Such position shall be called the Place Six Director from and after the Effective Date.

    James W. Sight is designated in the Plan Modification to be the Plan Nine Director provided for in the Plan. From and after the Effective Date, such position shall be called the Plan Seven Director. The term of the Place Seven Director shall expire on the earlier of five (5) years after the Effective Date or the date when James W. Sight no longer owns any shares of New Common Stock. Any vacancy that occurs in such position shall be filled by the Board of Directors as provided in the Bylaws. Mr. Sight resigned from the Board of Directors for personal reasons in October 1, 1995. The Board has not filled the vacancy created by his resignation.

    Other than the Place Six and Place Seven Directors, all directors of Metro shall serve for terms of one (1) year each and shall be elected by the holders of New Common Stock at each annual meeting. Vacancies occurring in such director positions during any year shall be filled by the remaining members of the Board of Directors as provided in the Bylaws.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's directors and executive officers, to file reports with the Securities and Exchange Commission regarding beneficial ownership of certain equity securities of the Company.

    Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officer, directors and more than 10% shareholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

    The Company's executive officers are elected by the Board of Directors. The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Company's sole executive officer during the fiscal years ended April 30, 1997 and 1996:

                                                    Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------
                                     Annual compensation                      Long term compensation
                     ----------------------------------------------------------------------------------------
                                                                                 Awards             Payouts
                     ----------------------------------------------------------------------------------------
                                                                                                     LTIP      All other
Name and principal                                     Other annual    Restricted stock  Options/   payouts  compensation
     position           Year  Salary ($)  Bonus ($)  compensation ($)    award(s) ($)    SARs (#)     ($)         ($)
-------------------------------------------------------------------------------------------------------------------------
Brian K. Miller         1997    26,350       -              -                 -             -          -           -
 President and CEO      1996    19,900       -              -                 -             -          -           -

    There were no grants of options and or SARs made in the last fiscal year. There were no options or SARs exercised during the last fiscal year and none were outstanding at April 30, 1996. The Metro Airlines, Inc. 1981 Incentive Stock Option Plan was terminated in July 1993. The Company has no long-term incentive plans and no pension or other defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

    The Company's directors currently receive no compensation, other than reimbursement of reasonable out-of-pocket expenses incurred in connection with board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 30, 1997, certain information concerning shares of New Common Stock beneficially owned by : (i) each person known by the Company to own beneficially more than 5% of the outstanding New Common Stock and (ii) the executive officer and directors of the Company.
The table has been prepared from information obtained from the persons named therein.
                                                           AMOUNT AND
          NAME AND ADDRESS                                 NATURE OF    PERCENT
                 OF                       TITLE OF         BENEFICIAL      OF
          BENEFICIAL OWNER                 CLASS          OWNERSHIP(1)  CLASS(2)
          ----------------                 -----          ------------  --------
Owens-Illinois, Inc.                    New Common Stock   3,500,000     15.2%
One Seagate
Toledo, OH 43666
Glenn S. Koach(3)                       New Common Stock         113       (4)
Hal N. Carr                             New Common Stock      36,740       (4)
Brian K. Miller                         New Common Stock         110       (4)
Thomas J. Ryan, III                            -                   -        -
Lawrence C. Levey(3)                           -                   -        -
All Officers and Directors as a Group   New Common Stock      36,963      1.6%
(5 persons)

------------

(1) Each stockholder has sole voting and dispositive power over all shares listed opposite such stockholder's name, except as indicated below.

(2) Percentages are calculated on the basis of the number of shares outstanding at April 30, 1997.

(3) Messrs. Koach and Levey are former members of the Official Committee of Unsecured Creditors, which represented the interests of the Company's unsecured creditors in the Company's bankruptcy proceedings until confirmation of the Plan. Mr. Levey is an officer of Owens-Illinois, Inc.

(4)   Represents less than 1% of outstanding shares of class.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

    On February 12, 1991, after receiving and reviewing bids from various parties, the Company completed the sale of all of the stock of its wholly owned subsidiary, Aviation Associates, Inc. ("AAI"). AAI was sold to Aeroflight Holdings, Inc. ("AHI"), a newly formed company owned by E. A. Henderson and J. L. Seaborn. AAI, which was acquired by the Company in October 1985, operates as a regional airline in the Caribbean. The sales price was $6.5 million, of which $4.0 million was paid by cancellation of loans and deposits made by the purchasers to the Company. The remaining $2.5 million was in the form of a promissory note payable in ten years, or earlier in certain circumstances, bearing interest at prime rate, and secured by the stock of AAI.

    In connection with the sale of AAI to AHI, Metro indemnified AHI for certain tax liabilities. AHI has asserted claims under the indemnification of up to approximately $2.4 million and offset all interest payments due Metro against those alleged claims. Metro disputed AHI's indemnification claim and made demand on AHI to pay amounts the Company believed were in default on the note. In December 1993, AHI and AAI filed for protection under Chapter 11 of the Bankruptcy Code. AHI filed an action against the Company in the Bankruptcy Court based on its indemnification claim, and the Company filed a counterclaim seeking to foreclose on the stock of AAI. In addition, the Company filed a third-party claim against Messrs. Henderson and Seaborn alleging, among other things, breach of fiduciary duty and self-dealing. As a result of the AHI bankruptcy, the Company fully reserved the balance on the note as of April 30, 1994. In May 1994, AAI and AHI filed a disclosure statement in connection with a proposed plan of reorganization. On July 17, 1994, AAI ceased operations. In February 1995, the Company reached an agreement for a settlement with AHI and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which was approved by the Bankruptcy Court, all litigation between the parties has been dismissed and all claims of the Company and AHI against each other have been released. In addition, the Settlement Payment Right due Messrs. Henderson and Seaborn has been reduced by 15%, or approximately $100,000. Further, the terms of the settlement required that the Company make an initial partial distribution of the Settlement Payment Right, which was done in February 1996.

    The Board of Directors of the Company has determined all transactions between the Company and affiliated parties to be on terms that are no less favorable than could be obtained from unaffiliated third parties and at least a majority of the disinterested members of the Board has approved each such transaction.

                                  PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

    13(a)  EXHIBITS:

Exhibit
  No.
-------

2.1 - Second Amended and Restated Joint Disclosure Statement as filed with the Bankruptcy Court. (Incorporated by reference to Exhibit 1 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992, as amended by the Company's Form 8 dated January 5, 1993.)

2.2 - Findings of Fact And Conclusions Of Law Relating To The Confirmation Of The Second Amended And Restated Joint Plan Of Reorganization As Corrected and Amended, as filed with the Bankruptcy Court on December 11, 1992. (Incorporated by reference to Exhibit 2 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1992, as amended by the Company's Form 8 dated January 5, 1993.)

2.3 - Order Confirming Second Amended And Restated Joint Plan Of Reorganization As Modified and Amended Post-Confirmation, as entered by the Bankruptcy Court on December 16, 1993.
         (Incorporated by reference to Exhibit 1 to the Company's
         Current Report on Form 8-K dated December 20, 1993.)

2.4 - Second Amended and Restated Joint Plan of Reorganization as Modified and Amended Post-Confirmation of Metro Airlines, Inc., Metroflight, Inc. and Metro Leasing, Inc. dated as of December 16, 1993. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 28, 1993.)

2.5 - Supplemental Disclosure in Support of Proposed Post-Confirmation Modification of the Second Amended and Restated Joint Plan of Reorganization of Metro Airlines, Inc., Metroflight, Inc. and Metro Leasing, Inc. dated as of June 17, 1993. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated January 11, 1994.)

3.1 - Restated Certificate of Incorporation of the Company, dated as of December 27, 1993. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated January 11, 1994.)

3.2   -  Bylaws of the Company, dated as of December 28, 1993.
         (Incorporated by reference to Exhibit 4 to the Company's
         Current Report on Form 8-K dated January 11, 1994.)

21.1* -  Subsidiaries of Metro Airlines, Inc.

------------
*Filed herewith.

    13(b)  REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1997.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO AIRLINES, INC.


Date: July 29, 1997                    By   /s/ Brian K. Miller
                                            -----------------------------------
                                            Brian K. Miller
                                            President

                                       By   /s/ Mitchell E. Gassaway
                                            -----------------------------------
                                            Mitchell E. Gassaway
                                            Controller
                                            Principal Accounting Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                              Title                       Date
    ---------                              -----                       ----

                                 Chairman of the Board
----------------------------
Glenn S. Koach

/s/ BRIAN K. MILLER              President,                        July 29, 1997
----------------------------     Treasurer and Secretary
Brian K. Miller                  Principal Financial Officer

/s/ HAL N. CARR                  Director                          July 29, 1997
----------------------------
Hal N. Carr

/s/ LAWRENCE C. LEVEY            Director                          July 29, 1997
----------------------------
Lawrence C. Levey

/s/ THOMAS J. RYAN, III          Director                          July 29, 1997
----------------------------
Thomas J. Ryan, III

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Metro Airlines, Inc.:

We have audited the consolidated financial statements of Metro Airlines, Inc. and subsidiaries as listed in the index included in Part II, Item 7. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 1 and 3 to the consolidated financial statements, the Company has no ongoing operations. The Company's current activities consist of implementing a reorganization plan and pursuing certain claims. It is anticipated that the Company will be liquidated after all claims have been pursued and realized to the extent possible.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Airlines, Inc. and subsidiaries as of April 30, 1997, and the results of their operations and their cash flows for the years ended April 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                                       KPMG PEAT MARWICK LLP


Dallas, Texas
July 3, 1997

                   METRO AIRLINES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
            (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                  APRIL 30, 1997
                                                                  --------------
Current assets:
    Cash and cash equivalents                                         $   310
    Prepaid expenses and other                                            117
                                                                      -------
              Total assets                                            $   427
                                                                      -------
                                                                      -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and other accrued liabilities  $     5

Payable to Predecessor Company stockholders                               422

Commitments and contingencies

Stockholders' equity:
    New common stock - authorized 32,000,000 shares of
     $.01 par value; issued and outstanding 23,034,415 shares             230
    Additional paid-in capital                                           (230)
                                                                      -------
              Total stockholders' equity                                    -
                                                                      -------
                   Total liabilities and stockholders' equity         $   427
                                                                      -------
                                                                      -------

          See accompanying notes to consolidated financial statements.

                   METRO AIRLINES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED APRIL 30,
                                                    --------------------
                                                       1997      1996
                                                       ----      ----

Operating revenues                                    $   -     $    -

Operating expenses -
  Recovery of receivable previously
   written off                                         (352)         -
  General and administrative expenses                   177        226
                                                      -----     ------
Operating income (loss)                                 175       (226)
                                                      -----     ------
Other income:
    Interest income                                       6         24
    Other, net                                            1          -
                                                      -----     ------
    Total other income                                    7         24
                                                      -----     ------
Net income (loss)                                     $ 182     $ (202)
                                                      -----     ------
                                                      -----     ------
Earnings (loss) per common share                      $ .01     $ (.01)
                                                      -----     ------
                                                      -----     ------

        See accompanying notes to consolidated financial statements.

                   METRO AIRLINES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)


                                            NEW        ADDITIONAL
                                           COMMON       PAID-IN        RETAINED
                                           STOCK        CAPITAL        EARNINGS
                                           ------      ----------      --------

Balance, April 30, 1995                     $230         $(230)        $      -
    Net loss                                   -             -             (202)
    Reduction of payable to
         Predecessor Company stockholders      -             -              202
                                            ----         -----         --------

Balance, April 30, 1996                     $230         $(230)        $      -
    Net income                                 -             -              182
    Increase in payable to
         Predecessor Company stockholders      -             -             (182)
                                            ----         -----         --------

Balance, April 30, 1997                     $230         $(230)        $      -
                                            ----         -----         --------
                                            ----         -----         --------

        See accompanying notes to consolidated financial statements.

                   METRO AIRLINES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                            YEAR ENDED APRIL 30,
                                                            --------------------
                                                               1997      1996
                                                               ----      ----
Cash flows from operating activities:
  Net income (loss)                                            $182     $(202)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
     Payment to Predecessor Company stockholders                  -      (344)
     Changes in operating assets and liabilities:
        Prepaid expenses and other assets                        11       342
        Accounts payable and other accrued liabilities           (6)        -
                                                               ----     -----
          Net cash provided (used) by operating activities      187      (204)
                                                               ----     -----

Net increase (decrease) in cash and cash equivalents            187      (204)

Cash and cash equivalents at beginning of period                123       327
                                                               ----     -----
Cash and cash equivalents at end of period                     $310     $ 123
                                                               ----     -----
                                                               ----     -----

        See accompanying notes to consolidated financial statements.

                   METRO AIRLINES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CHAPTER 11 REORGANIZATION

    On April 1, 1991 (the "Petition Date"), Metro Airlines, Inc. ("Metro") and two of its subsidiaries, Metroflight, Inc. ("Metroflight") and Metro Leasing, Inc. ("Metro Leasing") (collectively, the "Debtors"), filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). As used in these consolidated financial statements, unless the context indicates otherwise, the term "Company" refers to Metro and its subsidiaries.

    Through December 11, 1992, each of the Debtors was operated as a debtor-in-possession pursuant to the Code, which protects the Company from its creditors pending the negotiation, filing and confirmation of a plan of reorganization. The unsecured creditors of Metro and Metroflight formed a committee (the "Creditors Committee") which was appointed by the United States Trustee to represent the interests of such creditors in the bankruptcy proceedings.

    On May 14, 1992, the Company and its Creditors Committee filed with the Bankruptcy Court their Joint Plan of Reorganization, which plan was amended on June 12, 1992, August 3, 1992 and November 25, 1992 (the "Plan"). On December 11, 1992, the Bankruptcy Court entered an order confirming the Plan, which became effective on December 22, 1992.

    Closing of the Plan and commencement of distributions to certain creditors and stockholders did not occur as scheduled on March 22, 1993 because the Company did not have sufficient cash to make the required cash payments. The shortfall in cash was primarily due to two conditions: (1) adverse operating results during the quarter ended January 31, 1993 and (2) adverse or incomplete resolution of certain contingencies in connection with the Asset Sale and Settlement. The Company therefore proposed certain post-confirmation modifications (the "Plan Modification") to the Plan.

    The Plan Modification was confirmed by the Bankruptcy Court on December 16, 1993 and the Plan became effective on December 28, 1993 (the "Effective Date"), on which date the remaining contingencies in connection with the Asset Sale and Settlement were resolved with the Company receiving $3.9 million of the funds held in escrow (see Note 3).

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

    The stockholders of the Predecessor Company are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, in connection with the settlement of certain litigation (see Note 3), the Company agreed to make an initial partial distribution of the Settlement Payment Right. Such distribution, which totalled approximately $344,000, was made in February 1996. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the cumulative net loss incurred from the Effective Date through April 30, 1997. The payable has not been reduced by reserves for future administrative expenses or future costs of litigation.

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

    The Company currently has no ongoing operations. The Company's current activities consist of implementing the Plan and pursuing certain claims (see
Note 3). It is anticipated that the Company will be liquidated after all claims have been pursued and realized to the extent possible.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Metro and its wholly owned subsidiaries, Metroflight and Metro Leasing.

    As a result of the appointment of a trustee to manage the liquidation of Metro Express, Inc. ("Metro Express") under Chapter 7 of the Code, Metro Express is no longer considered an affiliated company for financial statement purposes (see Note 3). Accordingly, the accounts of Metro Express have been excluded from the accompanying consolidated financial statements.

    CASH EQUIVALENTS

    Cash equivalents of approximately $309,000 at April 30, 1997 consist of money market accounts with an initial term of less than three months.

    For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    FEDERAL INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per share is computed by dividing net income (loss) for the period by 23,034,415 shares, the number of shares of new common stock issued to creditors and Predecessor Company stockholders under the Plan.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) DISCONTINUED OPERATIONS

    Metro acquired the outstanding common stock of Metro Express effective April 30, 1984. Metro Express operated as a regional airline at Atlanta under coordinated services and code-sharing agreements with Eastern Air Lines, Inc. ("Eastern"). As a result of Eastern's shutdown, Metro Express ceased operations on January 19, 1991. On February 7, 1991, Metro Express filed a voluntary petition in the Bankruptcy Court seeking to be liquidated under Chapter 7 of the Code. The Bankruptcy Court has appointed a trustee to manage Metro Express' liquidation. In February 1995, Metro's administrative claim in the Metro Express bankruptcy was allowed in the amount of approximately $330,000. This amount was received by the Company in June 1995. Metro's unsecured claim in the Metro Express bankruptcy has been allowed in the approximate total amount of $5,411,000. During fiscal 1997, the Company received a partial interim distribution of approximately $352,000 from the estate of Metro Express. No receivable has been recorded in the accompanying financial statements for the balance of the unsecured claim. See Note 7.

    On February 12, 1991, Metro completed the sale of all of the outstanding stock of Aviation Associates, Inc. ("AAI") to Aeroflight Holdings, Inc. ("AHI"), a newly-formed company owned by two former officers and directors of Metro. AAI, which was acquired by the Company in October 1985, operated as a regional airline in the Caribbean. The sales price was $6,500,000, of which $4,000,000 was paid by cancellation of loans and deposits made by the purchasers to Metro during fiscal 1991, and $2,500,000 was in the form of a promissory note payable in ten years, or earlier under certain circumstances, bearing interest at prime rate, and secured by the stock of AAI.

    In connection with the sale of AAI to AHI, Metro indemnified AHI for certain tax liabilities. AHI asserted claims under the indemnification of up to approximately $2.4 million and offset all interest payments due Metro against those alleged claims. In February 1994, AHI filed suit against Metro in its Bankruptcy Court to seek to collect amounts it claimed were due under the indemnification. Metro disputed AHI's indemnification claims and, prior to AHI's bankruptcy filing, made demand on AHI to pay amounts the Company
believed were in default on the note.    As a result of disputes between the
parties concerning the indemnification claims and the uncertainty surrounding collection of the promissory note from AHI, Metro fully reserved the balance of the note receivable and incurred a charge of $2,287,000 for the write-off of the note in the period ended December 28, 1993. In May 1994, AAI and AHI filed a disclosure statement in connection with a proposed plan of reorganization. On July 17, 1994, AAI ceased operations. In February 1995, the Company reached an agreement for a settlement with AHI and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which was approved by the Bankruptcy Court, all litigation between the parties has been dismissed and all claims of the Company and AHI against each other have been released. In addition, the Settlement Payment Right due the two former officers and directors of Metro has been reduced by 15%, or approximately $100,000. Further, the terms of the settlement provide that the Company make an initial partial distribution of the Settlement Payment Right. Such distribution, which totalled approximately $344,000, or $.06 per share of the Predecessor Company's stock, was made in February 1996.

    Metroflight previously operated scheduled passenger service using the name American Eagle under a coordinated service agreement with American Airlines, Inc. ("American"). Metroflight's affiliation with American was established under and governed by certain code-sharing and other services agreements, as amended (the "American Agreements").

    On November 25, 1992, the Company entered into agreements to sell substantially all of the assets of Metroflight to Simmons Airlines, Inc. ("Simmons"), an affiliate of American, and to settle all litigation between Metro, Metroflight and American (the "Asset Sale and Settlement"). On December 11, 1992, the Bankruptcy Court entered an order confirming the Company's reorganization plan, which was based upon the Asset Sale and Settlement. The Asset Sale and Settlement was completed on December 22, 1992.

    Pursuant to the agreements for the Asset Sale and Settlement, Simmons acquired Metroflight's assets for $10 million in cash, subject to certain adjustments. Simmons also acquired the prepetition claims of certain of the Company's creditors, which claims were recorded as liabilities of approximately $32 million on the Company's books, and forgave those claims against the Company. In addition, the American Agreements were terminated and American paid $4 million in cash to settle all litigation with Metro and Metroflight.

    As a result of the Asset Sale and Settlement, Metroflight, which accounted for substantially all of the Company's consolidated revenues, ceased operations on December 22, 1992. Since that date, the Company's operations have primarily been limited to implementation of the Company's reorganization plan and liquidation of the remaining assets.

    Under the terms of the Asset Sale and Settlement, a portion of the proceeds totalling $11 million was placed in two escrow accounts (the "Escrows"). Prior to December 28, 1993, approximately $4.6 million had been disbursed to the Company from the Escrows. Disputes arose with respect to the balance of the funds in the Escrows and certain other funds held by Simmons in connection with the Asset Sale and Settlement. The disputes were resolved on December 28, 1993 with the Company receiving $3.9 million from the Escrows and Simmons and American receiving the remaining balance of the funds in the Escrows.

(4) CAPITAL STOCK

    In connection with the confirmation of the Plan, as modified, the Predecessor Company's existing common stock and Class B common stock were cancelled. In accordance with the Plan, 22,804,071 shares of new common stock were issued to creditors holding allowed unsecured claims against Metroflight and 230,344 shares of new common stock were issued to holders on the Effective Date of the Predecessor Company's common stock and Class B common stock.

(5) INCOME TAXES

    The differences between federal income taxes attributable to continuing operations computed utilizing the U.S. federal income tax rate of 34% and the federal income tax expense (benefit) reflected in the consolidated statements of operations are as follows (in thousands):

                                                        Year Ended April 30,
                                                        1997            1996
                                                        ----            ----
Taxes at statutory rate.................................$ 62            $(68)
Utilization of net operating loss carryforward.......... (62)              -
Losses for which no benefit is available................   -              68
                                                        ----            ----
                                                        $  -            $  -
                                                        ----            ----
                                                        ----            ----

    The tax effect of the temporary difference that gives rise to the deferred tax asset at April 30, 1997 is as follows (in thousands):

Deferred tax asset - net operating loss
 and tax credit carryforwards                                 $ 3,451
Less valuation allowance                                       (3,451)
                                                              -------
    Net deferred tax asset                                    $     -
                                                              -------
                                                              -------

    The valuation allowance decreased $219,000 during the year ended April 30, 1997. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the period in which the temporary difference becomes deductible. Due to the Company's inability to generate revenues and the uncertainties surrounding receipts of income from other sources, management is unable to conclude that it is more likely than not that the deferred tax asset will be realized.

    At April 30, 1997, the Company had net operating loss carryforwards of $7,996,000 expiring in fiscal 2001 and tax credit carryforwards of $734,000 which began expiring in fiscal 1996.

(6) LEASES

    Leases for all aircraft and facilities formerly used in the Company's operations were terminated effective December 22, 1992 in connection with the Asset Sale and Settlement. At April 30, 1997, the Company had no noncancelable operating leases with initial or remaining terms in excess of one year.

    Rental expense under operating leases was $1,150 and 1,350 in fiscal years 1997 and 1996, respectively.

(7) SUBSEQUENT EVENT

    On July 1, 1997, the Company received a final distribution from the liquidation of Metro Express of approximately $246,000. Such distribution was recorded as income when received.