Form 10QSB
period 1997-07-31
METRO AIRLINES INC
filed 1997-09-04
CIK 355625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

     As of July 31, 1997, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

     Transitional small business disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                     ASSETS

                                                        July 31,     April 30,
                                                          1997          1997
                                                      -----------    ---------
                                                      (unaudited)
Current assets:
  Cash and cash equivalents                              $ 566         $ 310
  Prepaid expenses and other                                77           117
                                                         -----         -----
    Total assets                                         $ 643         $ 427
                                                         -----         -----
                                                         -----         -----


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable
 and other accrued liabilities                           $   -         $   5

Payable to Predecessor Company stockholders                643           422

Stockholders' equity:
  New common stock, $.01 par value.
  Authorized 32,000,000 shares; issued and
   outstanding 23,034,415 shares                           230           230
  Additional paid-in capital                              (230)         (230)
                                                         -----         -----
    Total stockholders' equity                               -             -
                                                         -----         -----
      Total liabilities and stockholders' equity         $ 643         $ 427
                                                         -----         -----
                                                         -----         -----





          See accompanying notes to consolidated financial statements.

                    METRO AIRLINES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)


                                                 Three Months Ended July 31,
                                                 ---------------------------
                                                   1997               1996
                                                 -------            --------
                                                         (unaudited)

Operating revenues                               $     -            $     -
Operating expenses -
 Recovery of receivable previously written off      (247)                 -
 General and administrative expenses                  31                 42
                                                 -------            --------
Operating income (loss)                              216                (42)

Other income:
 Interest income                                       5                  1
                                                 -------            --------
   Total other income                                  5                  1

Income (loss) before income taxes                    221                (41)

Provision for income taxes                             -                  -
                                                 -------            --------
Net income (loss)                                $   221            $   (41)
                                                 -------            --------
                                                 -------            --------


Income (loss) per common share                   $   .01            $     -
                                                 -------            --------
                                                 -------            --------

Weighted average number of
 common shares outstanding                        23,034             23,034
                                                 -------            --------
                                                 -------            --------


        See accompanying notes to consolidated financial statements.

                    METRO AIRLINES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                      Three Months Ended July 31,
                                                      ---------------------------
                                                        1997               1996
                                                      -------            --------
                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss)                                    $221                $(41)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses and other assets                 40                  25
       Accounts payable and other accrued liabilities    (5)                (11)
                                                       ----                ----

Net cash provided (used) by operating activities        256                 (27)
                                                       ----                ----

Net increase (decrease) in cash and cash equivalents    256                 (27)
Cash and cash equivalents at beginning of period        310                 123
                                                       ----                ----

Cash and cash equivalents at end of period             $566                $ 96
                                                       ----                ----
                                                       ----                ----

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

     The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately

$775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, in February 1996, the Company made an interim partial distribution of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through July 31, 1997. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

(3) INCOME TAXES

     Taxes on the Company's income in fiscal 1998 are offset by the utilization of net operating loss carryforwards.

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

    As of July 31, 1997, the Company had cash and cash equivalents on hand of approximately $566,000, compared to $310,000 at April 30, 1997. During the quarter ended July 31, 1997, the Company received a final distribution of approximately $246,000 from the estate of Metro Express, the Company's subsidiary that is being liquidated by a trustee in

Chapter 7 bankruptcy proceedings. The Company had previously received a partial interim distribution from Metro Express of approximaely $352,000 in the third quarter of fiscal 1997.

    Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through July 31, 1997. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

    In February 1995, the Company reached an agreement for the settlement of certain litigation with Aeroflight Holdings, Inc. ("AHI") and its principals, who are also Predecessor Company stockholders. Under the terms of the settlement, which was approved by the Bankruptcy Court, all litigation between the parties has been dismissed and all claims of the Company and AHI against each other have been released. In addition, the Settlement Payment Right due the AHI principals has been reduced by 15%, or approximately $100,000. Further, the terms of the settlement provide that the Company make an initial partial distribution of at least $250,000 of the Settlement Payment Right. In February 1996, the Company made an interim partial payment of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000. It is anticipated that the Company will make a final distribution of the Settlement Payment Right when the liquidation of the Company is complete. Although the timing and amount of such payment is uncertain, the Company expects to complete its liquidation during fiscal 1998.

    The Company believes that its current cash on hand is sufficient to fund operating expenses during the implementation of the Plan, which is expected to last into fiscal 1998. It is anticipated that the Company will be liquidated after all claims have been pursued and realized to the extent possible. In addition to cash on hand, the Company has certain other assets, primarily prepaid expenses, that it expects to liquidate at amounts approximating carrying value.

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

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              27 Financial Data Schedule

          (b) Reports on Form 8-K: none


                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 1997                        METRO AIRLINES, INC.
      -----------------                 --------------------------------
                                                   (Registrant)


                                        /s/ BRIAN K. MILLER
                                        --------------------------------
                                        Brian K. Miller
                                        President
                                        Principal Financial Officer


                                        /s/ MITCHELL E. GASSAWAY
                                        --------------------------------
                                        Mitchell E. Gassaway
                                        Controller
                                        Principal Accounting Officer