Form 10QSB
period 1997-10-31
METRO AIRLINES INC
filed 1997-12-09
CIK 355625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1997

                                       OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

              For the transition period from _______ to _______

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

                                 (972) 929-5117
                                 --------------
              (Registrant's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X__
No _____

    As of October 31, 1997, there were outstanding 23,034,415 shares of New Common Stock of the Registrant.

    Transitional small business disclosure format (check one):  Yes _____
No __X__

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                      METRO AIRLINES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                     ASSETS

                                            October 31,    April 30,
                                               1997           1997
                                            -----------    ---------
                                            (unaudited)

Current assets:
    Cash and cash equivalents                  $536           $310
    Prepaid expenses and other                   66            117
                                               ----           ----
      Total assets                             $602           $427
                                               ----           ----
                                               ----           ----



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and other accrued
    liabilities                                                $   -   $   5

Payable to Predecessor Company stockholders                      602     422

Stockholders' equity:
    New common stock, $.01 par value.  Authorized 32,000,000
         shares; issued and outstanding 23,034,415 shares        230     230
    Additional paid-in capital                                  (230)   (230)
                                                               -----   -----
         Total stockholders' equity                                -       -
                                                               -----   -----
         Total liabilities and stockholders' equity            $ 602   $ 427
                                                               -----   -----
                                                               -----   -----



         See accompanying notes to consolidated financial statements.

                        METRO AIRLINES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)


                                                Three Months Ended October 31,   Six Months Ended October 31,
                                                ------------------------------   ---------------------------
                                                      1997          1996               1997           1996
                                                    -------       -------            -------        -------
                                                        (unaudited)                       (unaudited)
Operating revenues                                  $     -       $     -            $     -        $     -
Operating expenses -
  Recovery of receivable previously written off           -             -               (247)             -
  General and administrative expenses                    48            34                 79             76
                                                    -------       -------            -------        -------
Operating income (loss)                                 (48)          (34)               168            (76)

Other income:
  Interest income                                         7             1                 12              2
  Other                                                   -             1                  -              1
                                                    -------       -------            -------        -------
      Total other income                                  7             2                 12              3

Income (loss) before income taxes                       (41)          (32)               180            (73)

Provision for income taxes                                -             -                  -              -
                                                    -------       -------            -------        -------
Net income (loss)                                   $   (41)      $   (32)           $   180        $   (73)
                                                    -------       -------            -------        -------
                                                    -------       -------            -------        -------

Income (loss) per common share                      $     -       $     -            $   .01       $     -
                                                    -------       -------            -------        -------
                                                    -------       -------            -------        -------
Weighted average number of
 common shares outstanding                           23,034        23,034             23,034         23,034
                                                    -------       -------            -------        -------
                                                    -------       -------            -------        -------


               See accompanying notes to consolidated financial statements.

                        METRO AIRLINES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                          Six Months Ended October 31,
                                                          ----------------------------
                                                              1997              1996
                                                              ----              ----
                                                                   (unaudited)
Cash flows from operating activities:
  Net income (loss)                                           $180              $(73)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
    Changes in operating assets and liabilities:
      Prepaid expenses and other assets                         51                62
      Accounts payable and other accrued liabilities            (5)              (11)
                                                              ----              ----

Net cash provided (used) by operating activities               226               (22)
                                                              ----              ----
Net increase (decrease) in cash and cash equivalents           226               (22)

Cash and cash equivalents at beginning of period               310               123
                                                              ----              ----
Cash and cash equivalents at end of period                    $536              $101
                                                              ----              ----
                                                              ----              ----

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

    The stockholders of the Predecessor Company at the Effective Date are also entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately

$775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. However, in February 1996, the Company made an interim partial distribution of $.06 per share of the Settlement Payment Right. The total distributed was approximately $344,000. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company as of the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, this payable has been reduced by the net cumulative loss incurred from the Effective Date through October 31, 1997. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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

    As of October 31, 1997, the Company had cash and cash equivalents on hand of approximately $536,000, compared to $310,000 at April 30, 1997. During the quarter ended July 31, 1997, the Company received a final distribution of approximately $246,000 from the estate of Metro Express, the Company's subsidiary that is being liquidated by a trustee in

Chapter 7 bankruptcy proceedings. The Company had previously received a partial interim distribution from Metro Express of approximately $352,000 in the third quarter of fiscal 1997.

    Under the Plan, the stockholders of the Predecessor Company at the Effective Date are entitled to receive a special payment of 27 cents per share of the Predecessor Company's stock (the "Settlement Payment Right"), payable after all senior claims are paid. The Plan calls for partial payment of the Settlement Payment Right to be made at such time as the Reorganized Company has sufficient cash, after deducting certain reserves, to pay at least 50%, or approximately $775,000, of the total Settlement Payment Right, which is approximately $1,550,000. The Company currently does not have sufficient resources to require such a payment. For purposes of establishing the liability associated with the Settlement Payment Right, the Company recorded a payable to Predecessor Company stockholders with a corresponding charge to the Predecessor Company stockholders' accounts in an amount equal to the net assets of the Reorganized Company at the Effective Date. The payable is adjusted as subsequent income or losses are incurred since such income or losses increase or reduce the net assets available for payment of the Settlement Payment Right. Since the Effective Date, the payable has been reduced by the cumulative net loss incurred from the Effective Date through October 31, 1997. The payable has not been reduced by reserves for future administrative expenses or costs of litigation.

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


Date: December 9, 1997                    METRO AIRLINES, INC.
      ----------------                    ------------------------------------
                                          (Registrant)


                                          /s/ BRIAN K. MILLER
                                          ------------------------------------
                                          Brian K. Miller
                                          President
                                          Principal Financial Officer


                                          /s/ MITCHELL E. GASSAWAY
                                          ------------------------------------
                                          Mitchell E. Gassaway
                                          Controller
                                          Principal Accounting Officer